Form 10-Q
period 2016-06-30
Retail Opportunity Investments Partnership, LP
filed 2017-09-11
CIK 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
(Exact name of registrant as specified in its charter)

Maryland (Retail Opportunity Investments Corp.) Delaware (Retail Opportunity Investments Partnership, LP) (State or other jurisdiction of incorporation or organization)	26-0500600 (Retail Opportunity Investments Corp.) 94-2969738 (Retail Opportunity Investments Partnership, LP) (I.R.S. Employer Identification No.)
8905 Towne Centre Drive, Suite 108 San Diego, California (Address of principal executive offices)	92122 (Zip code)
(858) 677-0900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Retail Opportunity Investments Corp.	Yes [X] No [_]
Retail Opportunity Investments Partnership, LP	Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Retail Opportunity Investments Corp.	Yes [X] No [_]
Retail Opportunity Investments Partnership, LP	Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Retail Opportunity Investments Corp.

Large accelerated filer [X]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Retail Opportunity Investments Partnership, LP

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes [_] No [X]
Retail Opportunity Investments Partnership, LP	Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 108,868,665 shares of common stock, par value $0.0001 per share, outstanding as of July 22, 2016.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2016 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of June 30, 2016, ROIC owned an approximate 89.3% partnership interest and other limited partners owned the remaining 10.7% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

The Company believes that combining the quarterly reports on Form 10-Q of ROIC and the Operating Partnership into a single report will result in the following benefits:

•facilitate a better understanding by the investors of ROIC and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business;

•remove duplicative disclosures and provide a more straightforward presentation in light of the fact that a substantial portion of the disclosure applies to both ROIC and the Operating Partnership; and

•create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates ROIC and the Operating Partnership as one enterprise. The management of ROIC and the Operating Partnership are the same.

There are a few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report. The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. ROIC is a real estate investment trust, whose only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company of the Operating Partnership and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”).

Non-controlling interests is the primary area of difference between the Consolidated Financial Statements for ROIC and the Operating Partnership. The OP Units in the Operating Partnership that are not owned by ROIC are accounted for as partners’ capital in the Operating Partnership’s financial statements and as non-controlling interests in ROIC’s financial statements. Accordingly, this report presents the Consolidated Financial Statements for ROIC and the Operating Partnership separately, as required, as well as Earnings Per Share / Earnings Per Unit and Capital of the Operating Partnership.

This report also includes separate Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 4. Controls and Procedures sections and separate Chief Executive Officer and Chief Financial Officer certifications for each of ROIC and the Operating Partnership as reflected in Exhibits 31 and 32.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Real Estate Investments:
Land	$730,661	$669,307
Building and improvements	1,835,071	1,627,310
	2,565,732	2,296,617
Less: accumulated depreciation	162,411	134,311
Real Estate Investments, net	2,403,321	2,162,306
Cash and cash equivalents	17,535	8,844
Restricted cash	121	227
Tenant and other receivables, net	30,480	28,652
Deposits	2,000	500
Acquired lease intangible assets, net of accumulated amortization	77,017	66,942
Prepaid expenses	943	1,953
Deferred charges, net of accumulated amortization	33,747	30,129
Other	1,778	1,895
Total assets	$2,566,942	$2,301,448
LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,996	$298,802
Credit facility	330,591	132,028
Senior Notes Due 2024	245,092	244,833
Senior Notes Due 2023	244,736	244,426
Mortgage notes payable	71,961	62,156
Acquired lease intangible liabilities, net of accumulated amortization	142,815	124,861
Accounts payable and accrued expenses	15,479	13,205
Tenants’ security deposits	5,709	5,085
Other liabilities	14,541	11,036
Total liabilities	1,369,920	1,136,432
Commitments and contingencies
Non-controlling interests – redeemable OP Units	—	33,674
Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 101,979,470 and 99,531,034 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in-capital	1,218,721	1,166,395
Dividends in excess of earnings	(143,563)	(122,991)
Accumulated other comprehensive loss	(6,328)	(6,743)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,068,840	1,036,671
Non-controlling interests	128,182	94,671
Total equity	1,197,022	1,131,342
Total liabilities and equity	$2,566,942	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Base rents	$45,652	$36,028	$89,500	$71,230
Recoveries from tenants	12,511	9,841	24,371	19,530
Other income	508	346	894	577
Total revenues	58,671	46,215	114,765	91,337
Operating expenses
Property operating	8,210	6,854	15,708	13,779
Property taxes	6,053	4,686	11,708	9,418
Depreciation and amortization	21,821	16,874	42,754	34,508
General and administrative expenses	3,516	3,654	6,835	6,295
Acquisition transaction costs	298	245	434	416
Other expense	217	104	371	253
Total operating expenses	40,115	32,417	77,810	64,669
Operating income	18,556	13,798	36,955	26,668
Non-operating expenses
Interest expense and other finance expenses	(9,918)	(8,387)	(19,392)	(16,881)
Net income	8,638	5,411	17,563	9,787
Net income attributable to non-controlling interests	(934)	(210)	(1,832)	(386)
Net Income Attributable to Retail Opportunity Investments Corp.	$7,704	$5,201	$15,731	$9,401
Basic and diluted per share:	$0.08	$0.05	$0.16	$0.10
Dividends per common share	$0.18	$0.17	$0.36	$0.34
Comprehensive income:
Net income	$8,638	$5,411	$17,563	$9,787
Other comprehensive income
Unrealized swap derivative loss arising during the period	(521)	—	(818)	—
Reclassification adjustment for amortization of interest expense included in net income	640	535	1,233	1,069
Other comprehensive income	119	535	415	1,069
Comprehensive income	8,757	5,946	17,978	10,856
Comprehensive income attributable to non-controlling interests	(934)	(210)	(1,832)	(386)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$7,823	$5,736	$16,146	$10,470

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2015	99,531,034	$10	$1,166,395	$(122,991)	$(6,743)	$94,671	$1,131,342
Shares issued under the 2009 Plan	337,556	—	—	—	—	—	—
Repurchase of common stock	(75,472)	—	(1,351)	—	—	—	(1,351)
Cancellation of restricted stock	(833)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,568	—	—	—	2,568
Issuance of OP Units to non-controlling interests	—	—	—	—	—	48,175	48,175
OP Unit redemption	244,126	—	4,730	—	—	(4,730)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(7,182)	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	7,157	—	—	(7,157)	—
Proceeds from the issuance of common stock	1,943,059	—	39,964	—	—	—	39,964
Registration expenditures	—	—	(742)	—	—	—	(742)
Cash dividends ($0.36 per share/unit)	—	—	—	(36,214)	—	(4,137)	(40,351)
Dividends payable to officers	—	—	—	(89)	—	—	(89)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	15,731	—	—	15,731
Net income attributable to non-controlling interests	—	—	—	—	—	1,832	1,832
Other comprehensive income	—	—	—	—	415	—	415
Total	101,979,470	$10	$1,218,721	$(143,563)	$(6,328)	$121,472	$1,190,312
Proceeds on repayment of promissory note receivable secured by equity	—	—	—	—	—	6,710	6,710
Balance at June 30, 2016	101,979,470	$10	$1,218,721	$(143,563)	$(6,328)	$128,182	$1,197,022

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,563	$9,787
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,754	34,508
Amortization of deferred financing costs and mortgage premiums, net	1,036	(18)
Straight-line rent adjustment	(2,058)	(2,776)
Amortization of above and below market rent	(8,576)	(4,713)
Amortization relating to stock based compensation	2,568	2,185
Provisions for tenant credit losses	1,449	1,228
Other noncash interest expense	1,070	1,069
Change in operating assets and liabilities:
Restricted cash	70	71
Tenant and other receivables	(1,219)	1,064
Prepaid expenses	1,011	1,555
Accounts payable and accrued expenses	(965)	(1,258)
Other assets and liabilities, net	2,135	323
Net cash provided by operating activities	56,838	43,025
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(183,105)	(122,370)
Improvements to properties	(19,534)	(11,960)
Deposits on real estate acquisitions	(1,500)	1,000
Construction escrows and other	35	(332)
Net cash used in investing activities	(204,104)	(133,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,448)	(16,888)
Proceeds from draws on credit facility	229,500	165,500
Payments on credit facility	(31,500)	(36,000)
Proceeds on repayment of promissory note receivable	6,710	—
Redemption of OP Units	(38,820)	—
Distributions to OP Unitholders	(4,137)	(1,308)
Deferred financing and other costs	14	(204)
Proceeds from the sale of common stock	39,964	9,936
Registration expenditures	(626)	(325)
Dividends paid to common stockholders	(36,349)	(31,999)
Repurchase of common stock	(1,351)	(1,307)
Net cash provided by financing activities	155,957	87,405
Net increase (decrease) in cash and cash equivalents	8,691	(3,232)
Cash and cash equivalents at beginning of period	8,844	10,773
Cash and cash equivalents at end of period	$17,535	$7,541
Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$46,140	$—
Fair value of assumed mortgages upon acquisition	$17,618	$—
Intangible lease liabilities	$12,537	$11,442
Interest rate swap liabilities	$655	$—
Accrued real estate improvement costs	$3,267	$245
OP Unit redemption	$4,730	$2,731

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Real Estate Investments:
Land	$730,661	$669,307
Building and improvements	1,835,071	1,627,310
	2,565,732	2,296,617
Less: accumulated depreciation	162,411	134,311
Real Estate Investments, net	2,403,321	2,162,306
Cash and cash equivalents	17,535	8,844
Restricted cash	121	227
Tenant and other receivables, net	30,480	28,652
Deposits	2,000	500
Acquired lease intangible assets, net of accumulated amortization	77,017	66,942
Prepaid expenses	943	1,953
Deferred charges, net of accumulated amortization	33,747	30,129
Other	1,778	1,895
Total assets	$2,566,942	$2,301,448
LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,996	$298,802
Credit facility	330,591	132,028
Senior Notes Due 2024	245,092	244,833
Senior Notes Due 2023	244,736	244,426
Mortgage notes payable	71,961	62,156
Acquired lease intangible liabilities, net of accumulated amortization	142,815	124,861
Accounts payable and accrued expenses	15,479	13,205
Tenants’ security deposits	5,709	5,085
Other liabilities	14,541	11,036
Total liabilities	1,369,920	1,136,432
Commitments and contingencies
Redeemable limited partners	—	33,674
Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	1,075,168	1,043,414
Limited partners’ capital (consists of limited partnership interests held by third parties)	128,182	94,671
Accumulated other comprehensive loss	(6,328)	(6,743)
Total capital	1,197,022	1,131,342
Total liabilities and capital	$2,566,942	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Base rents	$45,652	$36,028	$89,500	$71,230
Recoveries from tenants	12,511	9,841	24,371	19,530
Other income	508	346	894	577
Total revenues	58,671	46,215	114,765	91,337
Operating expenses
Property operating	8,210	6,854	15,708	13,779
Property taxes	6,053	4,686	11,708	9,418
Depreciation and amortization	21,821	16,874	42,754	34,508
General and administrative expenses	3,516	3,654	6,835	6,295
Acquisition transaction costs	298	245	434	416
Other (income) expense	217	104	371	253
Total operating expenses	40,115	32,417	77,810	64,669
Operating income	18,556	13,798	36,955	26,668
Non-operating expenses
Interest expense and other finance expenses	(9,918)	(8,387)	(19,392)	(16,881)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$8,638	$5,411	$17,563	$9,787
Basic and diluted per unit:	$0.08	$0.05	$0.16	$0.10
Distributions per unit	$0.18	$0.17	$0.36	$0.34
Comprehensive income:
Net income	$8,638	$5,411	$17,563	$9,787
Other comprehensive income
Unrealized swap derivative loss arising during the period	(521)	—	(818)	—
Reclassification adjustment for amortization of interest expense included in net income	640	535	1,233	1,069
Other comprehensive income	119	535	415	1,069
Comprehensive income	$8,757	$5,946	$17,978	$10,856

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2015	12,195,603	$94,671	99,531,034	$1,043,414	$(6,743)	$1,131,342
OP units issued under the 2009 Plan	—	—	337,556	—	—	—
Repurchase of OP Units	—	—	(75,472)	(1,351)	—	(1,351)
Cancellation of restricted stock	—	—	(833)	—	—	—
Stock based compensation expense	—	—	—	2,568	—	2,568
Issuance of OP Units	2,434,833	48,175	—	—	—	48,175
Equity redemption of OP Units	(244,126)	(4,730)	244,126	4,730	—	—
Cash redemption of OP Units	(2,206,613)	(7,182)	—	—	—	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(7,157)	—	7,157	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,943,059	39,964	—	39,964
Registration expenditures	—	—	—	(742)	—	(742)
Cash distributions ($0.36 per unit)	—	(4,137)	—	(36,214)	—	(40,351)
Dividends payable to officers	—	—	—	(89)	—	(89)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,832	—	15,731	—	17,563
Other comprehensive income	—	—	—	—	415	415
Total	12,179,697	$121,472	101,979,470	$1,075,168	$(6,328)	$1,190,312
Proceeds on repayment of promissory note receivable secured by capital	—	6,710	—	—	—	6,710
Balance at June 30, 2016	12,179,697	$128,182	101,979,470	$1,075,168	$(6,328)	$1,197,022

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,563	$9,787
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,754	34,508
Amortization of deferred financing costs and mortgage premiums, net	1,036	(18)
Straight-line rent adjustment	(2,058)	(2,776)
Amortization of above and below market rent	(8,576)	(4,713)
Amortization relating to stock based compensation	2,568	2,185
Provisions for tenant credit losses	1,449	1,228
Other noncash interest expense	1,070	1,069
Change in operating assets and liabilities:
Restricted cash	70	71
Tenant and other receivables	(1,219)	1,064
Prepaid expenses	1,011	1,555
Accounts payable and accrued expenses	(965)	(1,258)
Other assets and liabilities, net	2,135	323
Net cash provided by operating activities	56,838	43,025
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(183,105)	(122,370)
Improvements to properties	(19,534)	(11,960)
Deposits on real estate acquisitions	(1,500)	1,000
Construction escrows and other	35	(332)
Net cash used in investing activities	(204,104)	(133,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,448)	(16,888)
Proceeds from draws on credit facility	229,500	165,500
Payments on credit facility	(31,500)	(36,000)
Proceeds on repayment of promissory note receivable	6,710	—
Redemption of OP Units	(38,820)	—
Deferred financing and other costs	14	(204)
Proceeds from the issuance of OP Units in connection with sale of common stock	39,964	9,936
Registration expenditures	(626)	(325)
Distributions to Unitholders	(40,486)	(33,307)
Repurchase of OP Units	(1,351)	(1,307)
Net cash provided by financing activities	155,957	87,405
Net increase (decrease) in cash and cash equivalents	8,691	(3,232)
Cash and cash equivalents at beginning of period	8,844	10,773
Cash and cash equivalents at end of period	$17,535	$7,541
Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$46,140	$—
Fair value of assumed mortgage upon acquisition	$17,618	$—
Intangible lease liabilities	$12,537	$11,442
Interest rate swap liabilities	$655	$—
Accrued real estate improvement costs	$3,267	$245
OP Unit redemption	$4,730	$2,731

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), is a fully integrated and self-managed real estate investment trust (“REIT”). ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States anchored by supermarkets and drugstores.

ROIC is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references to the “Company”, “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.

With the approval of its stockholders, ROIC reincorporated as a Maryland corporation on June 2, 2011. ROIC began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated on July 10, 2007, for the purpose of acquiring assets or operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. On October 20, 2009, ROIC’s stockholders and warrantholders approved the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the “Framework Agreement”) ROIC entered into on August 7, 2009 with NRDC Capital Management, LLC (“NRDC”), which, among other things, set forth the steps to be taken by ROIC to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes.

ROIC’s only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-2, “Leases.” The pronouncement requires lessees to put most leases on their balance sheets but recognize expenses on their income statements. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The pronouncement simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The pronouncement requires any adjustments to provisional amounts to be applied prospectively. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-16 effective January 1, 2016 and the adoption did not have a material impact on the consolidated financial statements of the Company.

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-3 effective January 1, 2016 and retrospectively applied the guidance to its debt obligations for all periods presented, which resulted in the presentation of debt issuance costs associated with its term loan, unsecured revolving credit facility,

Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable as a direct reduction from the carrying amount of the related debt instrument. These amounts were previously included in deferred charges, net on the Company’s consolidated balance sheets. See Note 4.

In February 2015, the FASB issued ASU No. 2015-2, “Amendments to the Consolidation Analysis.” The pronouncement focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits.  ASU 2015-2 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-2 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-2 effective January 1, 2016, and there were no changes to the Company’s consolidation conclusions as a result of the adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is in the process of evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and those of its subsidiaries, which are wholly-owned or controlled by the Company. Entities which the Company does not control through its voting interest and entities which are variable interest entities (“VIEs”), but where it is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Effective January 1, 2016, the Company adopted the provisions of ASU No 2015-2, and as a result, concluded that the Operating Partnership is a VIE. The Company has concluded that because they have both the power and the rights to control the Operating Partnership, they are the primary beneficiary and are required to continue to consolidate the Operating Partnership.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modify the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, stock options, and derivatives. Actual results could differ from these estimates.

Federal Income Taxes

Commencing with ROIC’s taxable year ended December 31, 2010, ROIC elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”). Under those sections, a REIT that, among other things, distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

Although ROIC may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”), if any, is fully subject to U.S. federal, state and local income taxes. For all periods from inception through September 26, 2013 the Operating Partnership has been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such has not been subject to federal income taxes. Effective September 27, 2013, the Operating Partnership issued OP Units in connection with the acquisitions of two shopping centers. Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of June 30, 2016, the statute of limitations for the tax years 2012 through and including 2014 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

ROIC intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay regular quarterly dividends to stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  Before ROIC pays any dividend, whether for U.S. federal income tax purposes or otherwise, it must first meet both its operating requirements and its debt service on debt.  If ROIC’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations in the period incurred. During the six months ended June 30, 2016 and 2015, capitalized costs related to the improvement or replacement of real estate properties were approximately $22.8 million and $12.2 million, respectively.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases, and acquired lease intangible liabilities represent below-market leases, in the accompanying consolidated balance sheets. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on management’s evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheets.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases is amortized to rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation in the period in which the amounts are adjusted.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended June 30, 2016 and 2015 of approximately $298,000 and $245,000, respectively, and approximately $434,000 and $416,000 during the six months ended June 30, 2016 and 2015, respectively.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the federally insured limit by the Federal Deposit Insurance Corporation. The Company has not experienced any losses related to these balances.

Restricted Cash

The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.

Termination fees (included in other income) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following conditions are met: (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectability of the termination fee is assured. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at June 30, 2016 and December 31, 2015 was approximately $5.1 million and $4.5 million, respectively.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization. Buildings are depreciated over the estimated useful lives which the Company estimates to be 39-40 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years. Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Deferred Leasing and Financing Costs

Costs incurred in obtaining tenant leases (principally leasing commissions and acquired lease origination costs) are amortized ratably over the life of the tenant leases. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense and other finance expenses, respectively, in the Consolidated Statements of Operations.

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended June 30, 2016 and 2015, the Company capitalized approximately $314,000 and $268,000, respectively. During the six months ended June 30, 2016 and 2015, the Company capitalized approximately $618,000 and $525,000, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and tenant receivables. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions. The Company performs ongoing credit evaluations of its tenants and requires tenants to provide security deposits.

Earnings Per Share

Basic earnings per share (“EPS”) excludes the impact of dilutive shares and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock and then shared in the earnings of the Company.

For the three and six months ended June 30, 2016 and 2015, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$8,638	$5,411	$17,563	$9,787
Less income attributable to non-controlling interests	(934)	(210)	(1,832)	(386)
Less earnings allocated to unvested shares	(68)	(57)	(136)	(115)
Net income available for common stockholders, basic	$7,636	$5,144	$15,595	$9,286
Numerator:
Net Income	$8,638	$5,411	$17,563	$9,787
Less earnings allocated to unvested shares	(68)	(57)	(136)	(115)
Net income available for common stockholders, diluted	$8,570	$5,354	$17,427	$9,672
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	100,166,136	93,586,398	99,788,706	93,339,158
OP units	12,192,109	3,786,149	11,642,990	3,853,358
Restricted stock awards - performance-based	152,675	139,096	131,783	127,964
Stock options	131,981	100,582	125,493	104,905
Denominator for diluted EPS – weighted average common equivalent shares	112,642,901	97,612,225	111,688,972	97,425,385

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$8,638	$5,411	$17,563	$9,787
Less earnings allocated to unvested shares	(68)	(57)	(136)	(115)
Net income available to unitholders, basic and diluted	$8,570	$5,354	$17,427	$9,672
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	112,358,245	97,372,547	111,431,696	97,192,516
Restricted stock awards – performance-based	152,675	139,096	131,783	127,964
Stock options	131,981	100,582	125,493	104,905
Denominator for diluted earnings per unit – weighted average common equivalent units	112,642,901	97,612,225	111,688,972	97,425,385

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 7.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based grants”) and/or the Company meeting certain established market-specific financial performance criteria (“performance-based grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Awards of performance-based grants are expensed as compensation under an accelerated method and are recognized in income regardless of the results of the performance criteria.

Non-Controlling Interests – Redeemable OP Units / Redeemable Limited Partners

OP Units are classified as either mezzanine equity or permanent equity. If ROIC could be required to deliver cash in exchange for the OP Units upon redemption, such OP Units are referred to as Redeemable OP Units and presented in the mezzanine section of the balance sheet. If ROIC could, in its sole discretion, deliver cash or shares of ROIC common stock in exchange for the OP Units upon redemption, such OP Units are classified as permanent equity and presented in the equity section of the balance sheet. As of June 30, 2016, all outstanding OP Units are classified as permanent equity. See Note 8 for further discussion.

Derivatives

The Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the swap. The Company includes cash payments made to terminate interest rate swaps as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

Segment Reporting

The Company’s primary business is the ownership, management, and redevelopment of retail real estate properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, defined as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes). The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation. See Note 4.

2. Real Estate Investments

The following real estate investment transactions have occurred during the six months ended June 30, 2016.

Property Acquisitions

On March 10, 2016, the Company acquired a two-property portfolio for an adjusted purchase price of approximately $64.3 million. The first property known as Magnolia Shopping Center is located in Santa Barbara, California, is approximately 116,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. The second property, known as Casitas Plaza Shopping Center is located in Carpinteria, California, within Santa Barbara County, is approximately 97,000 square feet and is anchored by Albertson’s Supermarket and CVS Pharmacy. The acquisitions were funded through the issuance of 2,434,833 OP Units with a fair value of approximately $46.1 million, the assumption of $9.3 million and $7.6 million in mortgage loans on Magnolia Shopping Center and Casitas Plaza Shopping Center, respectively, and cash on hand.

On April 28, 2016, the Company acquired the property known as Bouquet Center located in Santa Clarita, California, within the Los Angeles metropolitan area, for a purchase price of approximately $59.0 million. Bouquet Center is approximately 149,000 square feet and is anchored by Safeway (Vons) Supermarket, CVS Pharmacy and Ross Dress For Less. The property was acquired with borrowings under the Company's unsecured revolving credit facility, proceeds from the ATM program and available cash from operations.

On June 1, 2016, the Company acquired the property known as North Ranch Shopping Center located in Westlake Village, California, within the Los Angeles metropolitan area, for a purchase price of approximately $122.8 million. North Ranch Shopping Center is approximately 147,000, square feet and is anchored by Kroger (Ralph's) Supermarket, Trader Joe's, Rite Aid Pharmacy, and Petco. The property was acquired with borrowings under the Company's unsecured revolving credit facility, proceeds from the ATM program and available cash from operations.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the six months ended June 30, 2016 (in thousands).

June 30, 2016
ASSETS
Land	$57,006
Building and improvements	192,373
Acquired lease intangible assets	7,070
Deferred charges	2,951
Assets acquired	$259,400
LIABILITIES
Mortgage notes assumed	$17,618
Acquired lease intangible liabilities	12,537
Liabilities assumed	$30,155

The allocations for Magnolia Shopping Center and Casitas Plaza Shopping Center are final. The allocations for Bouquet Center and North Ranch Shopping Center are preliminary and will be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, adjusted to give effect to the acquisition of properties described above as if such transactions had been completed at the beginning of 2015. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statement of operations:
Revenues	$60,290	$57,049	$122,080	$113,005
Net income attributable to Retail Opportunity Investments Corp.	$7,909	$6,330	$16,535	$11,897

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three and six months ended June 30, 2016, for the properties acquired during the six months ended June 30, 2016 (in thousands).

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Statement of operations:
Revenues	$2,961	$3,257
Net income attributable to Retail Opportunity Investments Corp.	$415	$327

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of June 30, 2016 are summarized as follows (in thousands):

Minimum Rents
Remaining 2016	$81,143
2017	151,617
2018	131,367
2019	109,003
2020	90,291
Thereafter	404,079
Total minimum lease payments	$967,500

4. Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2024 and the Senior Notes Due 2023.

In April 2015, the FASB issued ASU No. 2015-3, which requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. Effective January 1, 2016, the Company adopted the provisions of ASU 2015-3 and retrospectively applied the guidance to its debt obligations for all periods presented. The unamortized deferred financing costs were previously included in deferred charges, net on the Company’s consolidated Balance Sheets.

Mortgage Notes Payable

On March 10, 2016, in connection with the acquisitions of Magnolia Shopping Center and Casitas Plaza Shopping Center, the Company assumed two existing mortgage loans with an outstanding principal balance of approximately $9.3 million and $7.6 million, respectively. On April 1, 2016, the Company repaid in full the Gateway Village III mortgage note related to Gateway Shopping Center for a total of approximately $7.1 million, without penalty, in accordance with the prepayment provisions of the note.

The mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2016 and December 31, 2015, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	June 30, 2016	December 31, 2015
Gateway Village III	July 2016	6.10%	$—	$7,166
Bernardo Heights Plaza	July 2017	5.70%	8,312	8,404
Santa Teresa Village	February 2018	6.20%	10,500	10,613
Magnolia Shopping Center	October 2018	5.50%	9,223	—
Casitas Plaza Shopping Center	June 2022	5.32%	7,517	—
Diamond Hills Plaza	October 2025	3.55%	35,500	35,500
			$71,052	$61,683
Mortgage premiums			1,378	922
Net unamortized deferred financing costs			(469)	(449)
Total mortgage notes payable			$71,961	$62,156

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	June 30, 2016	December 31, 2015
Term Loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,004)	(1,198)
Term Loan:	$298,996	$298,802

On September 29, 2015, the Company entered into a term loan agreement (the “Term Loan Agreement”) with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	June 30, 2016	December 31, 2015
Credit Facility	$333,500	$135,500
Net unamortized deferred financing costs	(2,909)	(3,472)
Credit Facility:	$330,591	$132,028

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at June 30, 2016.

As of June 30, 2016, $300.0 million and $333.5 million were outstanding under the term loan and credit facility, respectively. The average interest rate on the term loan during both the three and six months ended June 30, 2016 was 1.5%. The average interest rates on the credit facility during the three and six months ended June 30, 2016 were 1.5% and 1.4%, respectively. The Company had no available borrowings under the term loan at June 30, 2016. The Company had $166.5 million available to borrow under the credit facility at June 30, 2016.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,042)	(3,191)
Net unamortized deferred financing costs	(1,866)	(1,976)
Senior Notes Due 2024:	$245,092	$244,833

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the three months ended June 30, 2016 included $2.5 million and approximately $75,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the six months ended June 30, 2016 included $5.0 million and approximately $148,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the three months ended June 30, 2015 included $2.5 million and approximately $71,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the six months ended June 30, 2015 included $5.0 million and approximately $143,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,303)	(3,482)
Net unamortized deferred financing costs	(1,961)	(2,092)
Senior Notes Due 2023:	$244,736	$244,426

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the three months ended June 30, 2016 included approximately $3.1 million and $90,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the six months ended June 30, 2016 included approximately $6.3 million and $179,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the three months ended June 30, 2015 included approximately $3.1 million and $85,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the six months ended June 30, 2015 included approximately $6.3 million and $170,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

 6. Common Stock of ROIC

ATM

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “ Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC's common stock through the Additional Agents either as agents or principals. In addition, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC.

During the six months ended June 30, 2016, ROIC sold a total of 1,943,059 shares under the Sales Agreements, which resulted in gross proceeds of approximately $40.0 million and commissions of approximately $524,000 paid to the Agents. Since the Original Sales Agreements were entered into through June 30, 2016, ROIC has sold a total of 2,487,626 shares under the Sales Agreements, which resulted in gross proceeds of approximately $49.9 million and commissions of approximately $673,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the six months ended June 30, 2016, the Company did not repurchase any shares of common stock under this program.

7. Stock Compensation for ROIC

ROIC follows the FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

In 2009, ROIC adopted the 2009 Plan. The 2009 Plan provides for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of ROIC’s common stock at the time of the award, subject to a ceiling of 4,000,000 shares.

Restricted Stock

During the six months ended June 30, 2016, ROIC awarded 350,614 shares of restricted common stock under the 2009 Plan, of which 121,150 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2019.

A summary of the status of ROIC’s non-vested restricted stock awards as of June 30, 2016, and changes during the six months ended June 30, 2016 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	627,471	$14.39
Granted	350,614	$15.96
Vested	(304,545)	$14.01
Cancelled	(833)	$17.92
Non-vested at June 30, 2016	672,707	$15.38

For the three months ended June 30, 2016 and 2015, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.5 million and $1.3 million, respectively. For the six months ended June 30, 2016 and 2015, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $2.6 million and $2.2 million, respectively.

8. Capital of the Operating Partnership

As of June 30, 2016, the Operating Partnership had 114,159,167 OP Units outstanding. ROIC owned an approximate 89.3% partnership interest in the Operating Partnership at June 30, 2016, or 101,979,470 OP Units. The remaining 12,179,697 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of June 30, 2016, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2015, in connection with the acquisition of Bellevue Marketplace, the property formerly known as Sternco Shopping Center, the Operating Partnership issued 1,946,483 OP Units whereby the Operating Partnership was required to deliver cash in exchange for the OP Units upon redemption if such OP Units were redeemed on or before January 31, 2016 (“Redeemable OP Units”). These Redeemable OP Units were previously classified as mezzanine equity as of December 31, 2015 because, as of such date, ROIC could be required to deliver cash upon the redemption of such OP Units. During the six months ended June 30, 2016, the Company received notices of redemption for 1,828,825 Redeemable OP Units. The Company redeemed the OP Units in cash at a price of $17.30, in accordance with the Third Amendment to the Second Amended and Restated Agreement of Limited Partnership, as amended, of the Operating Partnership, and accordingly, a total of approximately $31.6 million was paid to the holders of the respective Redeemable OP Units. The remaining 117,658 Redeemable OP Units are treated as permanent equity as ROIC now has the option, in its sole discretion, to settle the redemption of the OP Units in cash or unregistered shares of ROIC common stock.

During the six months ended June 30, 2016, ROIC received notices of redemption for a total of 621,914 OP Units (excluding Redeemable OP Units, described above). ROIC elected to redeem 244,126 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 244,126 shares of ROIC common stock were issued. ROIC elected to redeem the remaining 377,788 OP Units in cash.

The redemption value of outstanding OP Units owned by the limited partners as of June 30, 2016, not including ROIC, had such units been redeemed at June 30, 2016, was approximately $253.6 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding June 30, 2016, which amounted to $20.82 per share.

Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control. As the sole general partner of the Operating Partnership, ROIC effectively controls the ability to issue common stock of ROIC upon redemption of any OP Units. The redemption provisions that permit ROIC to settle the redemption of OP Units in either cash or common stock, in the sole discretion of ROIC, are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Company evaluated this guidance, including the ability, in its sole discretion, to settle in unregistered shares of common stock, and determined that the OP Units meet the requirements to qualify for presentation as permanent equity.

9. Fair Value of Financial Instruments

The Company follows the FASB guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 1. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts realizable upon disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.   The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at June 30, 2016 is approximately $246.0 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at June 30, 2016 is approximately $266.9 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $37.1 million with an interest rate range of 3.2% to 3.8% and a weighted average interest rate of 3.4% as of June 30, 2016. Mortgage notes payable originated by the Company are estimated to have a fair value of approximately $35.0 million with an interest rate of 3.7% as of June 30, 2016. These fair value measurements fall within level 3 of the fair value hierarchy.

Derivative and Hedging Activities

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following is a summary of the terms of the Company’s interest rate swaps as of June 30, 2016 (in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date
Bank of Montreal	$50,000	1/29/2016	1/31/2019
Regions Bank	$50,000	2/29/2016	1/31/2019

The effective portion of changes in the fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The Company incorporated credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016:
Liabilities
Derivative financial instruments	$—	$(655)	$—	$(655)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $2.5 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2016 and December 31, 2015, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2016 Fair Value	December 31, 2015 Fair Value
Interest rate products	Other liabilities	$(655)	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount of (loss) recognized in OCI on derivative	$(521)	$—	$(818)	$—
Amount of loss reclassified from accumulated OCI into interest	$640	$535	$1,233	$1,069

10. Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of June 30, 2016 (in thousands):

Operating Leases
Remaining 2016	$468
2017	941
2018	946
2019	951
2020	959
Thereafter	33,969
Total minimum lease payments	$38,234

Tax Protection Agreements

In connection with the acquisition of the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP and the acquisition of 100% of the equity interest in SARM Five Points Plaza LLC in September 2013, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 12 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

In connection with the acquisition of Wilsonville Town Center in December 2014, Iron Horse Plaza, Sternco Shopping Center and Warner Plaza in December 2015, and Magnolia Shopping Center and Casitas Plaza Shopping Center in March 2016 (more fully discussed in Footnote 2), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 10 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended June 30, 2016 and 2015, the Company incurred approximately $11,000 of expenses relating to the agreements. For the six months ended June 30, 2016 and 2015, the Company incurred approximately $22,000 and $21,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12. Subsequent Events

On July 12, 2016, the Company issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $133.1 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility.

On July 14, 2016, the Company acquired the property known as Monterey Center, located in downtown Monterey, California, for a purchase price of approximately $12.1 million. Monterey Center is approximately 26,000 square feet and is anchored by Trader Joe's and Pharmaca Pharmacy. The property was acquired with cash on hand.

On July 26, 2016, the Company entered into an agreement to issue $200.0 million principal amount of 3.95% Senior Unsecured Notes due 2026 in a direct private placement. The Company expects to close the transaction in September 2016 and intends to utilize the proceeds to reduce borrowings outstanding on its unsecured revolving credit facility, fund shopping center acquisitions and for general corporate purposes.
During the month ended July 31, 2016, the Company received notices of redemption for a total of 75,000 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 75,000 shares of ROIC common stock were issued.

During the month ended July 31, 2016, the Company sold 259,195 shares under its ATM program, which resulted in gross proceeds of approximately $5.6 million and commissions of approximately $60,000 paid to the agent.

On July 27, 2016, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.18 per share and per OP Unit, payable on September 29, 2016 to holders of record on September 15, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may differ materially due to uncertainties including:

•our ability to identify and acquire retail real estate that meet our investment standards in our markets;
•the level of rental revenue we achieve from our assets;
•the market value of our assets and the supply of, and demand for, retail real estate in which we invest;
•the state of the U.S. economy generally, or in specific geographic regions;
•the impact of economic conditions on our business;

•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;
•consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own or acquire at favorable rates;
•our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•the competitive landscape impacting the properties we own or acquire and their tenants;
•our relationships with our tenants and their financial condition and liquidity;
•our ability to continue to qualify as a real estate investment trust for U.S. federal income tax (a “REIT”);

•
our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under our senior unsecured notes, our unsecured credit facilities or other debt facilities we currently have or subsequently obtain;

•the level of our operating expenses, including amounts we are required to pay to our management team;
•changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and
•legislative and regulatory changes (including changes to laws governing the taxation of REITs).

Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

We caution that the foregoing list of factors is not all-inclusive. All subsequent written and oral forward-looking statements concerning us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We caution not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Retail Opportunity Investments Corp. (“ROIC”) is organized in an UpREIT format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. ROIC reincorporated as a Maryland corporation on June 2, 2011. ROIC has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of June 30, 2016, ROIC owned an approximate 89.3% partnership interest and other limited partners owned the remaining approximate 10.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of June 30, 2016, the Company’s portfolio consisted of 77 retail properties totaling approximately 9.1 million square feet of gross leasable area (“GLA”). As of June 30, 2016, the Company’s portfolio was approximately 97.2% leased. During the six months ended June 30, 2016, the Company leased or renewed a total of 449,000 square feet in its portfolio. The Company has committed approximately $8.6 million, or $45.69 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the six months ended June 30, 2016. The Company has committed approximately $267,000, or $1.42 per square foot, in leasing commissions, for the new leases that occurred during the six months ended June 30, 2016. The Company has committed approximately $195,000, or $0.75 per square foot, in tenant improvements, for the renewed leases that occurred during the six months ended June 30, 2016. Leasing commission commitments for renewed leases were not material for the six months ended June 30, 2016.

Subsequent Events

On July 12, 2016, the Company issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately

$133.1 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility.

On July 14, 2016, the Company acquired the property known as Monterey Center, located in downtown Monterey, California, for a purchase price of approximately $12.1 million. Monterey Center is approximately 26,000 square feet and is anchored by Trader Joe's and Pharmaca Pharmacy. The property was acquired with cash on hand.

On July 26, 2016, the Company entered into an agreement to issue $200.0 million principal amount of 3.95% Senior Unsecured Notes due 2026 in a direct private placement. The Company expects to close the transaction in September 2016 and intends to utilize the proceeds to reduce borrowings outstanding on its unsecured revolving credit facility, fund shopping center acquisitions and for general corporate purposes.
During the month ended July 31, 2016, the Company received notices of redemption for a total of 75,000 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 75,000 shares of ROIC common stock were issued.

During the month ended July 31, 2016, the Company sold 259,195 shares under its ATM program, which resulted in gross proceeds of approximately $5.6 million and commissions of approximately $60,000 paid to the agent.

On July 27, 2016, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.18 per share and per OP Unit, payable on September 29, 2016 to holders of record on September 15, 2016.

Results of Operations

At June 30, 2016, the Company had 77 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of June 30, 2016. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Property operating income is a non-GAAP financial measure of performance. The Company defines property operating income as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes). Property operating income excludes general and administrative expenses, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, extraordinary items, tenant improvements and leasing commissions. Other REITs may use different methodologies for calculating property operating income, and accordingly, the Company’s property operating income may not be comparable to other REITs.

Property operating income is used by management to evaluate and compare the operating performance of the Company’s properties, to determine trends in earnings and to compute the fair value of the Company’s properties as this measure is not affected by the cost of our funding, the impact of depreciation and amortization expenses, gains or losses from the acquisition and sale of operating real estate assets, general and administrative expenses or other gains and losses that relate to our ownership of our properties. The Company believes the exclusion of these items from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating the Company’s properties as well as trends in occupancy rates, rental rates and operating costs.

Property operating income is a measure of the operating performance of the Company’s properties but does not measure the Company’s performance as a whole. Property operating income is therefore not a substitute for net income or operating income as computed in accordance with GAAP.

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,
	2016	2015
Operating income per GAAP	$18,556	$13,798
Plus: Depreciation and amortization	21,821	16,874
General and administrative expenses	3,516	3,654
Acquisition transaction costs	298	245
Other expenses	217	104
Total portfolio property operating income	$44,408	$34,675

The following comparison for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, makes reference to the effect of the same-center properties. Same-center properties, which totaled 64 of the Company’s 77 properties as of June 30, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2016 related to the 64 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended June 30, 2016
	Same-Center	Non Same-Center	Total
Operating income per GAAP	$20,218	$(1,662)	$18,556
Plus: Depreciation and amortization	17,014	4,807	21,821
General and administrative expenses (1)	—	3,516	3,516
Acquisition transaction costs	—	298	298
Other expenses (1)	—	217	217
Property operating income	$37,232	$7,176	$44,408
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2015 related to the 64 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended June 30, 2015
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$17,615	$(3,817)	$13,798
Plus: Depreciation and amortization	16,817	57	16,874
General and administrative expenses (1)	—	3,654	3,654
Acquisition transaction costs	51	194	245
Other expenses (1)	—	104	104
Property operating income	$34,483	$192	$34,675
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended June 30, 2016, the Company generated property operating income of approximately $44.4 million compared to property operating income of $34.7 million generated during the three months ended June 30, 2015. Property operating income increased by approximately $9.7 million during the three months ended June 30, 2016 primarily as a result of an increase in the number of properties owned by the Company in 2016 compared to 2015.  As of June 30, 2016, the Company owned 77 consolidated properties as compared to 64 properties at June 30, 2015. The newly acquired properties increased property operating income in the three months ended June 30, 2016 by approximately $7.0 million compared to the three months ended June 30, 2015. The property operating income for the 64 same-center properties increased approximately $2.7 million primarily due to an increase in base rents for the same-center properties, and the accelerated recognition of below market lease intangible liabilities of approximately $1.8 million resulting from lease terminations compared to the three months ended June 30, 2015.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended June 30, 2016 of approximately $21.8 million compared to $16.9 million incurred during the three months ended June 30, 2015. Depreciation and amortization expenses were higher in 2016 as a result of an increase in the number of properties owned by the Company in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.5 million during the three months ended June 30, 2016 compared to $3.7 million during the three months ended June 30, 2015.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended June 30, 2016 of approximately $298,000 compared to $245,000 incurred during the three months ended June 30, 2015.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended June 30, 2016 of approximately $9.9 million compared to approximately $8.4 million during the three months ended June 30, 2015. The increase of approximately $1.5 million was primarily due to additional interest incurred related to additional borrowings on the unsecured revolving credit facility and the term loan that was entered into in September 2015.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for six months ended June 30, 2016 and 2015 (in thousands).

	Six Months Ended June 30,
	2016	2015
Operating income per GAAP	$36,955	$26,668
Plus: Depreciation and amortization	42,754	34,508
General and administrative expenses	6,835	6,295
Acquisition transaction costs	434	416
Other expenses	371	253
Total portfolio property operating income	$87,349	$68,140

The following comparison for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, makes reference to the effect of the same-center properties. Same-center properties, which totaled 61 of the Company’s 77 properties as of June 30, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2016 related to the 61 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Six Months Ended June 30, 2016
	Same-Center	Non Same-Center	Total
Operating income per GAAP	$38,434	$(1,479)	$36,955
Plus: Depreciation and amortization	32,032	10,722	42,754
General and administrative expenses (1)	—	6,835	6,835
Acquisition transaction costs	1	433	434
Other expenses (1)	—	371	371
Property operating income	$70,467	$16,882	$87,349
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2015 related to the 61 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Six Months Ended June 30, 2015
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$32,567	$(5,899)	$26,668
Plus: Depreciation and amortization	32,429	2,079	34,508
General and administrative expenses (1)	—	6,295	6,295
Acquisition transaction costs	90	326	416
Other expenses (1)	—	253	253
Property operating income	$65,086	$3,054	$68,140
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the six months ended June 30, 2016, the Company generated property operating income of approximately $87.3 million compared to property operating income of $68.1 million generated during the six months ended June 30, 2015. Property operating income increased by approximately $19.2 million during the six months ended June 30, 2016 primarily as a result of an increase in the number of properties owned by the Company in 2016 compared to 2015.  As of June 30, 2016, the Company owned 77 consolidated properties as compared to 64 properties at June 30, 2015. The newly acquired properties increased property operating income in the six months ended June 30, 2016 by approximately $13.8 million compared to the six months ended June 30, 2015. The property operating income for the 61 same-center properties increased approximately $5.4 million primarily due to an increase in base rents for the same-center properties and the accelerated recognition of a below market lease intangible liability of approximately $3.4 million resulting from an anchor termination compared to the six months ended June 30, 2015.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the six months ended June 30, 2016 of approximately $42.8 million compared to $34.5 million incurred during the six months ended June 30, 2015. Depreciation and amortization expenses were higher in 2016 as a result of an increase in the number of properties owned by the Company in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $6.8 million during the six months ended June 30, 2016 compared to $6.3 million during the six months ended June 30, 2015. General and administrative expenses increased approximately $540,000 primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the six months ended June 30, 2016 of approximately $434,000 compared to $416,000 incurred during the six months ended June 30, 2015.

Interest expense and other finance expenses

The Company incurred interest expense during the six months ended June 30, 2016 of approximately $19.4 million compared to approximately $16.9 million during the six months ended June 30, 2015. The increase of approximately $2.5 million was primarily due to additional interest incurred related to additional borrowings on the unsecured revolving credit facility and the term loan that was entered into in September 2015.

Funds From Operations

Funds from operations (“FFO”), is a widely-recognized non-GAAP financial measure for REITs that the Company believes when considered with financial statements presented in accordance with GAAP, provides additional and useful means to assess its financial performance. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income attributable to common stockholders (determined in accordance with GAAP) excluding gains or losses from debt restructuring, sales of depreciable property, and impairments, plus real estate related depreciation and amortization, and after adjustments for partnerships and unconsolidated joint ventures.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by the Company may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions. Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended June 30, 2016 and 2015 were approximately $298,000 and $245,000, respectively. Acquisition costs for the six months ended June 30, 2016 and 2015 were approximately $434,000 and $416,000, respectively.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income attributable to ROIC	$7,704	$5,201	$15,731	$9,401
Plus: Depreciation and amortization	21,821	16,874	42,754	34,508
Funds from operations – basic	29,525	22,075	58,485	43,909
Net income attributable to non-controlling interests	934	210	1,832	386
Funds from operations – diluted	$30,459	$22,285	$60,317	$44,295

Cash Net Operating Income (“NOI”)

Cash NOI is a non-GAAP financial measure of the Company’s performance. The most directly comparable GAAP financial measure is operating income. The Company defines cash NOI as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes), adjusted for non-cash revenue and operating expense items such as straight-line rent and amortization of lease intangibles, debt-related expenses, and other adjustments. Cash NOI also excludes general and administrative expenses, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, extraordinary items, tenant improvements and leasing commissions. Other REITs may use different methodologies for calculating cash NOI, and accordingly, the Company’s cash NOI may not be comparable to other REITs.

Cash NOI is used by management internally to evaluate and compare the operating performance of the Company’s properties. The Company believes cash NOI provides useful information to investors regarding the Company’s financial condition and results of operations because it reflects only those cash income and expense items that are incurred at the property level, and when compared across periods, can be used to determine trends in earnings of the Company’s properties as this measure is not affected by non-cash revenue and expense recognition items, the cost of the Company’s funding, the impact of depreciation and amortization expenses, gains or losses from the acquisition and sale of operating real estate assets, general and administrative expenses or other gains and losses that relate to the Company’s ownership of properties. The Company believes the exclusion of these items from operating income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating the Company’s properties as well as trends in occupancy rates, rental rates and operating costs.

Cash NOI is a measure of the operating performance of the Company’s properties but does not measure the Company’s performance as a whole and is therefore not a substitute for net income or operating income as computed in accordance with GAAP.

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and six months ended June 30, 2016 and 2015. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 64 and 61 of the Company’s 77 properties for the three and six months ended June 30, 2016, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Same-center cash NOI	$32,248	$30,749	$62,331	$58,612
Non same-center cash NOI	6,533	191	14,308	2,605
Total Company cash NOI	38,781	30,940	76,639	61,217
Adjustments
Depreciation and amortization	(21,821)	(16,874)	(42,754)	(34,508)
General and administrative expenses	(3,516)	(3,654)	(6,835)	(6,295)
Acquisition transaction costs	(298)	(245)	(434)	(416)
Other expense	(217)	(104)	(371)	(253)
Property revenues and expenses (1)	5,627	3,735	10,710	6,923
Operating income	$18,556	$13,798	$36,955	$26,668
______________________

(1)
Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended June 30, 2016, the Company generated same-center cash NOI of approximately $32.2 million compared to same-center cash NOI of approximately $30.7 million generated during the three months ended June 30, 2015, representing a 4.9% increase. This increase is primarily due to an increase in base rents and recoveries from tenants. During the six months ended June 30, 2016, the Company generated same-center cash NOI of approximately $62.3 million compared to same center cash NOI of approximately $58.6 million generated during the six months ended June 30, 2015, representing a 6.3% increase. This increase is primarily due to an increase in base rents and recoveries from tenants.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to ROIC’s and the Operating Partnership’s consolidated financial statements.

Revenue Recognition

The Company records base rents on a straight-line basis over the term of each lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant and other receivables on the accompanying consolidated balance sheets. Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses. Adjustments are also made throughout the year to tenant and other receivables and the related cost recovery income based upon the Company’s best estimate of the final amounts to be billed and collected. In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

Real Estate

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases. The value of below-market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period. The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company will record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation in the period in which the amounts are adjusted.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation. These assessments have a direct impact on the Company’s net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings (years)	39	—	40
Property Improvements (years)	10	—	20
Furniture/Fixtures (years)	3	—	10
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2016.

REIT Qualification Requirements

ROIC has elected and qualified to be taxed as a REIT under the Code, and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

ROIC is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT. If ROIC does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company cannot re-elect to qualify as a REIT for four taxable years following the year that it failed to qualify as a REIT. The resulting adverse effects on the Company’s results of operations, liquidity and amounts distributable to stockholders would be material.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section, the term “the Company” refers to Retail Opportunity Investments Corp. on an unconsolidated basis, excluding the Operating Partnership.

The Company’s business is operated primarily through the Operating Partnership, of which the Company is the parent company and which it consolidates for financial reporting purposes. Because the Company operates on a consolidated basis with the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company. The Company itself does not hold any indebtedness other than guarantees of indebtedness of the Operating Partnership, and its only material assets are its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, the sole general partner of the Operating Partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements. However, all debt is held directly or indirectly by the Operating Partnership. The Company’s principal funding requirement is the payment of dividends on its common stock. The Company’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As the parent company of the Operating Partnership, the Company, indirectly, has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The Company causes the Operating Partnership to distribute such portion of its available cash as the Company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

The Company is a well-known seasoned issuer with an effective shelf registration statement filed in May 2016 that allows the Company to register unspecified various classes of debt and equity securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be contributed to the Operating Partnership. The Operating Partnership may use the proceeds to acquire additional properties, pay down debt, and for general working capital purposes.

Liquidity is a measure of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders.

During the six months ended June 30, 2016, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of stock under its ATM program. As of June 30, 2016, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “ Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC's common stock through the Additional Agents either as agents or principals. In addition, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC.

During the six months ended June 30, 2016, ROIC sold a total of 1,943,059 shares under the 2014 sales agreements, which resulted in gross proceeds of approximately $40.0 million and commissions of approximately $524,000 paid to the agents.

For the six months ended June 30, 2016, dividends paid to stockholders totaled approximately $36.3 million.  Additionally, for the six months ended June 30, 2016, the Operating Partnership made distributions of approximately $4.1 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $56.8 million.  For the six months ended June 30, 2015, dividends paid to stockholders totaled approximately $32.0 million.  Additionally, for the six months ended June 30, 2015, the Operating Partnership made distributions of approximately $1.3 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $43.0 million.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital for the Company include debt and equity issuances.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms the “Operating Partnership,” “we”, “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries or the Operating Partnership and the Company together with their respective consolidated subsidiaries, as the context requires.

During the six months ended June 30, 2016, the Operating Partnership’s primary sources of cash were (i) cash flow from operations, (ii) proceeds from bank borrowings under the credit facility, and (iii) cash contributed by ROIC from the issuance of common stock under the ATM program. As of June 30, 2016, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

On September 29, 2015, the Company entered into a term loan agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The term loan agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the term loan agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the term loan agreement bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at June 30, 2016.

As of June 30, 2016, $300.0 million and $333.5 million were outstanding under the term loan and credit facility, respectively. The average interest rate on the term loan during both the three and six months ended June 30, 2016 was 1.5%. The average interest rates on the credit facility during the three and six months ended June 30, 2016 were 1.5% and 1.4%, respectively. The Company had no available borrowings under the term loan at June 30, 2016. The Company had $166.5 million available to borrow under the credit facility at June 30, 2016.

The Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by the Company.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2016
	2016	2015
Net Cash Provided by (Used in):
Operating Activities	$56,838	$43,025
Investing Activities	$(204,104)	$(133,662)
Financing Activities	$155,957	$87,405

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $56.8 million in the six months ended June 30, 2016, compared to $43.0 million in the comparable period in 2015. During the six months ended June 30, 2016, cash flows from operating activities increased by approximately $13.8 million primarily due to an increase in property operating income of approximately $19.2 million, offset by an increase in interest expense of approximately $2.5 million related to increased borrowings in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $204.1 million in the six months ended June 30, 2016, compared to $133.7 million in the comparable period in 2015. During the six months ended June 30, 2016, cash flows used in investing activities increased by approximately $70.4 million, primarily due to the increase in cash outflow on investments in real estate of approximately $60.7 million, a $7.6 million increase in improvements to properties and a $2.5 million increase in deposits on real estate.

Financing Activities

Net cash flows provided by financing activities amounted to $156.0 million for the six months ended June 30, 2016, compared to $87.4 million in the comparable period in 2015. During the six months ended June 30, 2016, cash flows provided by financing activities increased by approximately $68.6 million, primarily due to the increase in net borrowings on the credit facility of approximately $68.5 million and an increase in the receipt of approximately $29.7 million in net proceeds from the sale of common stock through the ATM program. These increases were offset by an increase of approximately $38.8 million in cash payments for the redemption of OP Units in the six months ended June 30, 2016 for which there were no payments in the six months ended June 30, 2015.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at June 30, 2016 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$371	$8,786	$19,237	$157	$166	$42,335	$71,052
Mortgage Notes Payable Interest	1,656	3,079	2,174	1,655	1,650	6,523	16,737
Term loan (2)	—	—	—	300,000	—	—	300,000
Credit facility (3)	—	—	—	333,500	—	—	333,500
Senior Notes Due 2024 (4)	5,000	10,000	10,000	10,000	10,000	290,000	335,000
Senior Notes Due 2023 (4)	6,250	12,500	12,500	12,500	12,500	287,500	343,750
Operating lease obligations	468	941	946	951	959	33,969	38,234
Total	$13,745	$35,306	$44,857	$658,763	$25,275	$660,327	$1,438,273
_________________________________

(1)	Does not include unamortized mortgage premium of $1.4 million as of June 30, 2016.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the average interest rate on the term loan during both the three and six months ended June 30, 2016 which was 1.5%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during the three and six months ended June 30, 2016 which was 1.5% and 1.4%, respectively. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2016 through 2020 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the six months ended June 30, 2016, the Company has committed approximately $8.8 million and $267,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of June 30, 2016, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company does not have any off-balance sheet arrangements.

Real Estate Taxes

The Company’s leases generally require the tenants to be responsible for a pro rata portion of the real estate taxes.

Inflation

The Company’s long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results.  Such provisions include clauses entitling the Company to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants’ gross sales which generally increase as prices rise.  In addition, many of the Company’s non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon renewal at then-current market rates if rents provided in the expiring leases are below then-existing market rates.  Most of the Company’s leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Leverage Policies

The Company employs prudent amounts of leverage and uses debt as a means of providing additional funds for the acquisition of its properties and the diversification of its portfolio. The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

On September 29, 2015, the Company entered into the Term Loan Agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

In addition, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by ROIC.

The Company may borrow on a non-recourse basis or at the corporate level or Operating Partnership level. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries. Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to the absence of fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations. Because non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt. This may protect the Company’s other assets.

The Company plans to evaluate each investment opportunity and determine the appropriate leverage on a case-by-case basis and also on a Company-wide basis. The Company may seek to refinance indebtedness, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment.

The Company plans to finance future acquisitions through a combination of cash, borrowings under its credit facility, the assumption of existing mortgage debt, the issuance of OP Units, and equity and debt offerings. In addition, the Company may acquire retail properties indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

Distributions

The Operating Partnership and ROIC intend to make regular quarterly distributions to holders of their OP Units and common stock, respectively.  The Operating Partnership pays distributions to ROIC directly as a holder of units of the Operating Partnership, and indirectly to ROIC through distributions to Retail Opportunity Investments GP, LLC, a wholly owned subsidiary of ROIC.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay regular quarterly dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If ROIC’s cash available for distribution is less than its net taxable income, ROIC could be required to sell assets or borrow funds to make cash distributions or ROIC may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates related to its debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

As of June 30, 2016, the Company had $633.5 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

During the six months ended June 30, 2016, the Company entered into two interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2016, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2016 Value	Increase 50 basis points	Increase 100 basis points
$50,000	(1,173)	(1,009)	(388)	228	838
$50,000	(1,053)	(889)	(270)	346	955

See Note 9 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs’ cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management’s estimates of credit spreads, credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, ROIC’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company’s interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses two interest rate swaps to manage its interest rate risk.  See Note 9 of the accompanying consolidated financial statements.

Item 4. Controls and Procedures

Controls and Procedures (Retail Opportunity Investments Corp.)

ROIC’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the ROIC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the ROIC’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ROIC that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the six months ended June 30, 2016, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

Controls and Procedures (Retail Opportunity Investments Partnership, LP)

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Operating Partnership’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the six months ended June 30, 2016, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our risk factors during the six months ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor.(1)

3.2	Articles of Amendment and Restatement of Retail Opportunity Investments Corp.(1)

3.3	Bylaws of Retail Opportunity Investments Corp.(1)

3.4
Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (2)

10.1	Sales Agreement, dated May 23, 2016, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Canaccord Genuity Inc. (3)

10.2	Sales Agreement, dated May 23, 2016, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Robert W. Baird & Co. Incorporated. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________________
(1)    Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)    Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(3)    Incorporated by reference to the Company’s current report on Form 8-K filed on May 23, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: July 28, 2016	Date: July 28, 2016

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: July 28, 2016	Date: July 28, 2016