Form 10-Q
period 2017-03-31
Retail Opportunity Investments Partnership, LP
filed 2017-09-11
CIK 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Retail Opportunity Investments Corp.

Large accelerated filer [X]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]
Emerging growth company [_]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Retail Opportunity Investments Partnership, LP

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [_]
Emerging growth company [_]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes [_] No [X]
Retail Opportunity Investments Partnership, LP	Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 109,730,196 shares of common stock, par value $0.0001 per share, outstanding as of April 21, 2017.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2017, ROIC owned an approximate 90.3% partnership interest and other limited partners owned the remaining 9.7% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Real Estate Investments:
Land	$787,765	$766,199
Building and improvements	1,996,526	1,920,819
	2,784,291	2,687,018
Less: accumulated depreciation	207,858	193,021
Real Estate Investments, net	2,576,433	2,493,997
Cash and cash equivalents	19,430	13,125
Restricted cash	163	125
Tenant and other receivables, net	35,946	35,820
Deposits	2,000	—
Acquired lease intangible assets, net	75,466	79,205
Prepaid expenses	2,480	3,317
Deferred charges, net	33,807	34,753
Other assets	2,812	2,627
Total assets	$2,748,537	$2,662,969

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,288	$299,191
Credit facility	184,936	95,654
Senior Notes Due 2026	199,731	199,727
Senior Notes Due 2024	245,486	245,354
Senior Notes Due 2023	245,211	245,051
Mortgage notes payable	70,968	71,303
Acquired lease intangible liabilities, net	148,986	154,958
Accounts payable and accrued expenses	26,941	18,294
Tenants’ security deposits	6,288	5,950
Other liabilities	13,076	11,922
Total liabilities	1,440,911	1,347,404

Commitments and contingencies

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 109,726,196 and 109,301,762 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11	11
Additional paid-in capital	1,360,700	1,357,910
Accumulated dividends in excess of earnings	(176,414)	(165,951)
Accumulated other comprehensive loss	(3,013)	(3,729)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,181,284	1,188,241
Non-controlling interests	126,342	127,324
Total equity	1,307,626	1,315,565
Total liabilities and equity	$2,748,537	$2,662,969

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Base rents	$51,479	$43,848
Recoveries from tenants	13,668	11,860
Other income	753	386
Total revenues	65,900	56,094

Operating expenses
Property operating	9,300	7,498
Property taxes	7,068	5,655
Depreciation and amortization	23,058	20,933
General and administrative expenses	3,499	3,319
Acquisition transaction costs	—	136
Other expense	49	154
Total operating expenses	42,974	37,695

Operating income	22,926	18,399

Non-operating expenses
Interest expense and other finance expenses	(11,675)	(9,474)
Net income	11,251	8,925
Net income attributable to non-controlling interests	(1,081)	(898)
Net Income Attributable to Retail Opportunity Investments Corp.	$10,170	$8,027

Earnings per share - basic and diluted:	$0.09	$0.08

Dividends per common share	$0.1875	$0.1800

Comprehensive income:
Net income	$11,251	$8,925
Other comprehensive income
Unrealized swap derivative gain (loss) arising during the period	161	(297)
Reclassification adjustment for amortization of interest expense included in net income	555	593
Other comprehensive income	716	296
Comprehensive income	11,967	9,221
Comprehensive income attributable to non-controlling interests	(1,081)	(898)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$10,886	$8,323

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2016	109,301,762	$11	$1,357,910	$(165,951)	$(3,729)	$127,324	$1,315,565
Shares issued under the 2009 Plan	349,261	—	43	—	—	—	43
Repurchase of common stock	(74,331)	—	(1,571)	—	—	—	(1,571)
Cancellation of restricted stock	(999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,217	—	—	—	1,217
Issuance of OP Units to non-controlling interests	—	—	—	—	—	3,559	3,559
OP Unit redemption	150,503	—	3,202	—	—	(3,202)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	321	—	—	(321)	—
Registration expenditures	—	—	(422)	—	—	—	(422)
Cash dividends ($0.1875 per share)	—	—	—	(20,574)	—	(2,099)	(22,673)
Dividends payable to officers	—	—	—	(59)	—	—	(59)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	10,170	—	—	10,170
Net income attributable to non-controlling interests	—	—	—	—	—	1,081	1,081
Other comprehensive income	—	—	—	—	716	—	716
Balance at March 31, 2017	109,726,196	$11	$1,360,700	$(176,414)	$(3,013)	$126,342	$1,307,626

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,251	$8,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,058	20,933
Amortization of deferred financing costs and mortgage premiums, net	532	536
Straight-line rent adjustment	(1,066)	(1,170)
Amortization of above and below market rent	(6,049)	(4,135)
Amortization relating to stock based compensation	1,217	1,082
Provisions for tenant credit losses	636	386
Other noncash interest expense	535	535
Change in operating assets and liabilities:
Restricted cash	(38)	(63)
Tenant and other receivables	304	(873)
Prepaid expenses	837	(68)
Accounts payable and accrued expenses	7,416	7,577
Other assets and liabilities, net	980	1,848
Net cash provided by operating activities	39,613	35,513

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(88,187)	(1,305)
Improvements to properties	(7,337)	(8,855)
Deposits on real estate acquisitions	(2,000)	500
Net cash used in investing activities	(97,524)	(9,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(189)	(130)
Proceeds from draws on credit facility	99,000	49,000
Payments on credit facility	(10,000)	(15,000)
Proceeds on repayment of promissory note receivable	—	6,710
Redemption of OP Units	—	(38,820)
Distributions to OP Unitholders	(2,099)	(1,945)
Deferred financing and other costs	(3)	—
Registration expenditures	(256)	(49)
Dividends paid to common stockholders	(20,709)	(18,125)
Common shares issued under the 2009 Plan	43	—
Repurchase of common stock	(1,571)	(1,351)
Net cash provided by (used in) financing activities	64,216	(19,710)
Net increase in cash and cash equivalents	6,305	6,143
Cash and cash equivalents at beginning of period	13,125	8,844
Cash and cash equivalents at end of period	$19,430	$14,987

Other non-cash investing and financing activities increase (decrease):
Issuance of OP Units in connection with acquisitions	$3,559	$46,140
Fair value of assumed mortgages upon acquisition	$—	$17,618
Intangible lease liabilities	$1,118	$—
Interest rate swap assets	$181	$—
Interest rate swap liabilities	$—	$239
Accrued real estate improvement costs	$1,531	$3,377

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Real Estate Investments:
Land	$787,765	$766,199
Building and improvements	1,996,526	1,920,819
	2,784,291	2,687,018
Less: accumulated depreciation	207,858	193,021
Real Estate Investments, net	2,576,433	2,493,997
Cash and cash equivalents	19,430	13,125
Restricted cash	163	125
Tenant and other receivables, net	35,946	35,820
Deposits	2,000	—
Acquired lease intangible assets, net	75,466	79,205
Prepaid expenses	2,480	3,317
Deferred charges, net	33,807	34,753
Other assets	2,812	2,627
Total assets	$2,748,537	$2,662,969

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,288	$299,191
Credit facility	184,936	95,654
Senior Notes Due 2026	199,731	199,727
Senior Notes Due 2024	245,486	245,354
Senior Notes Due 2023	245,211	245,051
Mortgage notes payable	70,968	71,303
Acquired lease intangible liabilities, net	148,986	154,958
Accounts payable and accrued expenses	26,941	18,294
Tenants’ security deposits	6,288	5,950
Other liabilities	13,076	11,922
Total liabilities	1,440,911	1,347,404

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	1,184,297	1,191,970
Limited partners’ capital (consists of limited partnership interests held by third parties)	126,342	127,324
Accumulated other comprehensive loss	(3,013)	(3,729)
Total capital	1,307,626	1,315,565
Total liabilities and capital	$2,748,537	$2,662,969

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2017	2016
Revenues
Base rents	$51,479	$43,848
Recoveries from tenants	13,668	11,860
Other income	753	386
Total revenues	65,900	56,094

Operating expenses
Property operating	9,300	7,498
Property taxes	7,068	5,655
Depreciation and amortization	23,058	20,933
General and administrative expenses	3,499	3,319
Acquisition transaction costs	—	136
Other expense	49	154
Total operating expenses	42,974	37,695

Operating income	22,926	18,399
Non-operating expenses
Interest expense and other finance expenses	(11,675)	(9,474)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$11,251	$8,925

Earnings per unit - basic and diluted:	$0.09	$0.08

Distributions per unit	$0.1875	$0.1800

Comprehensive income:
Net income	$11,251	$8,925
Other comprehensive income
Unrealized swap derivative gain (loss) arising during the period	161	(297)
Reclassification adjustment for amortization of interest expense included in net income	555	593
Other comprehensive income	716	296
Comprehensive income	$11,967	$9,221

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2016	11,668,061	$127,324	109,301,762	$1,191,970	$(3,729)	$1,315,565
OP units issued under the 2009 Plan	—	—	349,261	43	—	43
Repurchase of OP Units	—	—	(74,331)	(1,571)	—	(1,571)
Cancellation of restricted stock	—	—	(999)	—	—	—
Stock based compensation expense	—	—	—	1,217	—	1,217
Issuance of OP Units	168,497	3,559	—	—	—	3,559
Equity redemption of OP Units	(150,503)	(3,202)	150,503	3,202	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	(321)	—	321	—	—
Registration expenditures	—	—	—	(422)	—	(422)
Cash distributions ($0.1875 per unit)	—	(2,099)	—	(20,574)	—	(22,673)
Dividends payable to officers	—	—	—	(59)	—	(59)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,081	—	10,170	—	11,251
Other comprehensive income	—	—	—	—	716	716
Balance at March 31, 2017	11,686,055	$126,342	109,726,196	$1,184,297	$(3,013)	$1,307,626

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,251	$8,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,058	20,933
Amortization of deferred financing costs and mortgage premiums, net	532	536
Straight-line rent adjustment	(1,066)	(1,170)
Amortization of above and below market rent	(6,049)	(4,135)
Amortization relating to stock based compensation	1,217	1,082
Provisions for tenant credit losses	636	386
Other noncash interest expense	535	535
Change in operating assets and liabilities:
Restricted cash	(38)	(63)
Tenant and other receivables	304	(873)
Prepaid expenses	837	(68)
Accounts payable and accrued expenses	7,416	7,577
Other assets and liabilities, net	980	1,848
Net cash provided by operating activities	39,613	35,513

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(88,187)	(1,305)
Improvements to properties	(7,337)	(8,855)
Deposits on real estate acquisitions	(2,000)	500
Net cash used in investing activities	(97,524)	(9,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(189)	(130)
Proceeds from draws on credit facility	99,000	49,000
Payments on credit facility	(10,000)	(15,000)
Proceeds on repayment of promissory note receivable	—	6,710
Redemption of OP Units	—	(38,820)
Deferred financing and other costs	(3)	—
Registration expenditures	(256)	(49)
Distributions to Unitholders	(22,808)	(20,070)
Issuance of OP Units under the 2009 Plan	43	—
Repurchase of OP Units	(1,571)	(1,351)
Net cash provided by (used in) financing activities	64,216	(19,710)
Net increase in cash and cash equivalents	6,305	6,143
Cash and cash equivalents at beginning of period	13,125	8,844
Cash and cash equivalents at end of period	$19,430	$14,987

Other non-cash investing and financing activities increase (decrease):
Issuance of OP Units in connection with acquisitions	$3,559	$46,140
Fair value of assumed mortgages upon acquisition	$—	$17,618
Intangible lease liabilities	$1,118	$—
Interest rate swap assets	$181	$—
Interest rate swap liabilities	$—	$239
Accrued real estate improvement costs	$1,531	$3,377

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU No. 2017-1 effective October 1, 2016. For the period from January 1, 2017 through March 31, 2017, the Company acquired three properties for which it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU No. 2017-1. Acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” The pronouncement requires lessees to put most leases on their balance sheets but recognize expenses on their income statements. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach. ASU No. 2016-2 is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. As of March 31, 2017, the remaining contractual payments under ground lease agreements aggregated approximately $42.7 million. In addition, ASU No. 2016-2 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. The Company plans to adopt the provisions of ASU No. 2014-9 effective January 1, 2018 using the modified retrospective approach. Leases are specifically excluded from ASU No. 2014-9 and will be governed by the applicable lease codification; however, this update may have implications on certain variable payment terms included in lease agreements. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the Operating Partnership is a VIE, and because they have both the power and the rights to control the Operating Partnership, they are the primary beneficiary and are required to continue to consolidate the Operating Partnership.

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

Although ROIC may qualify as a REIT for U.S. federal income tax purposes, it is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”), if any, is fully subject to U.S. federal, state and local income taxes. For all periods from inception through September 26, 2013 the Operating Partnership was an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such was not subject to federal income taxes. Effective September 27, 2013, the Operating Partnership issued OP Units in connection with the acquisitions of two shopping centers. Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for U.S. federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2017, the statute of limitations for the tax years 2013 through and including 2015 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. During the three months ended March 31, 2017 and 2016, capitalized costs related to the improvement or replacement of real estate properties were approximately $8.9 million and $12.2 million, respectively.

The Company evaluates each acquisition of real estate to determine if the acquired property meets the definition of a business and needs to be accounted for as a business combination. Under ASU No. 2017-1, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this threshold is met, the acquired property does not meet the definition of a business and is accounted for as an asset acquisition. The Company expects that acquisitions of real estate properties will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).

The Company recognizes the acquisition of real estate properties, including acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business). The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions the Company utilizes to determine fair value in a business combination.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases is amortized to base rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed no acquisition transaction costs during the three months ended March 31, 2017 and approximately $136,000 during the three months ended March 31, 2016.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2017.

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

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.

Termination fees (included in other income) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees when the following conditions are met: (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectability of the termination fee is assured. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at March 31, 2017 and December 31, 2016 was approximately $5.6 million and $5.2 million, respectively.

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

Deferred Leasing and Internal Capitalized Leasing Costs

Costs incurred in obtaining tenant leases (principally leasing commissions and acquired lease origination costs) are amortized ratably over the life of the tenant leases. The amortization of deferred leasing costs is included in Depreciation and amortization in the Consolidated Statements of Operations. The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended March 31, 2017 and 2016, the Company capitalized approximately $312,000 and $304,000, respectively.

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

For the three months ended March 31, 2017 and 2016, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$11,251	$8,925
Less income attributable to non-controlling interests	(1,081)	(898)
Less earnings allocated to unvested shares	(80)	(68)
Net income available for common stockholders, basic	$10,090	$7,959
Numerator:
Net income	$11,251	$8,925
Less earnings allocated to unvested shares	(80)	(68)
Net income available for common stockholders, diluted	$11,171	$8,857
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	109,226,809	99,410,942
OP units	11,569,171	11,093,870
Restricted stock awards - performance-based	122,234	88,618
Stock options	135,837	118,060
Denominator for diluted EPS – weighted average common equivalent shares	121,054,051	110,711,490

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$11,251	$8,925
Less earnings allocated to unvested shares	(80)	(68)
Net income available to unitholders, basic and diluted	$11,171	$8,857
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	120,795,980	110,504,812
Restricted stock awards – performance-based	122,234	88,618
Stock options	135,837	118,060
Denominator for diluted earnings per unit – weighted average common equivalent units	121,054,051	110,711,490

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

Derivatives

The Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged forecasted transactions in a cash flow hedge. When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the swap as long as the hedged forecasted transactions continue to be probable of occurring. The Company includes cash payments made to terminate interest rate swaps as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2017.

Property Asset Acquisitions

On January 25, 2017, the Company acquired the property known as PCC Natural Markets Plaza located in Edmonds, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $8.7 million. PCC Natural Markets Plaza is approximately 34,000 square feet and is anchored by PCC Natural Markets. The property was acquired with available cash from operations.

On March 17, 2017, the Company acquired the property known as The Terraces located in Rancho Palos Verdes, California, within the Los Angeles metropolitan area, for an adjusted purchase price of approximately $54.2 million. The Terraces is approximately 173,000 square feet and is anchored by Trader Joe’s, Marshall’s and LA Fitness. The property was acquired with borrowings under the Company’s credit facility.

On March 24, 2017, the Company acquired the property known as Santa Rosa Southside Shopping Center located in Santa Rosa, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $28.9 million. Santa Rosa Southside Shopping Center is approximately 86,000 square feet and is anchored by REI and Cost Plus World Market. The property was acquired with borrowings under the Company’s credit facility and the issuance of 168,497 OP Units with a fair value of approximately $3.6 million.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the three months ended March 31, 2017 (in thousands).

March 31, 2017
ASSETS
Land	$18,467
Building and improvements	73,367
Acquired lease intangible assets	476
Deferred charges	540
Assets acquired	$92,850
LIABILITIES
Acquired lease intangible liabilities	$1,118
Liabilities assumed	$1,118

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three months ended March 31, 2017, for the properties acquired during the three months ended March 31, 2017 (in thousands).

Three Months Ended March 31, 2017
Statement of operations:
Revenues	$329
Net income attributable to Retail Opportunity Investments Corp.	$74

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of March 31, 2017 are summarized as follows (in thousands):

Minimum Rents
Remaining 2017	$130,342
2018	155,814
2019	134,029
2020	114,133
2021	93,307
Thereafter	400,943
Total minimum lease payments	$1,028,568

4. Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2026, the Senior Notes Due 2024 and the Senior Notes Due 2023. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred financing costs is included in Interest expense and other finance expenses in the Consolidated Statements of Operations.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2017 and December 31, 2016, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	March 31, 2017	December 31, 2016
Bernardo Heights Plaza	July 2017	5.70%	8,167	8,216
Santa Teresa Village	February 2018	6.20%	10,323	10,383
Magnolia Shopping Center	October 2018	5.50%	9,090	9,135
Casitas Plaza Shopping Center	June 2022	5.32%	7,414	7,449
Diamond Hills Plaza	October 2025	3.55%	35,500	35,500
			$70,494	$70,683
Mortgage premiums			866	1,037
Net unamortized deferred financing costs			(392)	(417)
Total mortgage notes payable			$70,968	$71,303

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	March 31, 2017	December 31, 2016
Term Loan	$300,000	$300,000
Net unamortized deferred financing costs	(712)	(809)
Term Loan:	$299,288	$299,191

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	March 31, 2017	December 31, 2016
Credit Facility	$187,000	$98,000
Net unamortized deferred financing costs	(2,064)	(2,346)
Credit Facility:	$184,936	$95,654

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a)

the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2017.

As of March 31, 2017, $300.0 million and $187.0 million were outstanding under the term loan and credit facility, respectively. The average interest rate on the term loan during the three months ended March 31, 2017 was 1.9%. The average interest rate on the credit facility during the three months ended March 31, 2017 was 1.8%. The Company had no available borrowings under the term loan at March 31, 2017. The Company had $313.0 million available to borrow under the credit facility at March 31, 2017.

Senior Notes Due 2026

The carrying value of the Company’s Senior Notes Due 2026 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(269)	(273)
Senior Notes Due 2026:	$199,731	$199,727

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement effective September 22, 2016. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership's performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The interest expense recognized on the Senior Notes Due 2026 during the three months ended March 31, 2017 included approximately $2.0 million for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2026, the Company incurred approximately $283,000 of deferred financing costs which are being amortized over the term of the Senior Notes Due 2026.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,814)	(2,891)
Net unamortized deferred financing costs	(1,700)	(1,755)
Senior Notes Due 2024:	$245,486	$245,354

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the three months ended March 31, 2017 included $2.5 million and approximately $77,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the three months ended March 31, 2016 included $2.5 million and approximately $74,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,026)	(3,119)
Net unamortized deferred financing costs	(1,763)	(1,830)
Senior Notes Due 2023:	$245,211	$245,051

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the three months ended March 31, 2017 included approximately $3.1 million and $94,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the three months ended March 31, 2016 included approximately $3.1 million and $89,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

 6. Common Stock of ROIC

ATM

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. In addition, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC.

During the three months ended March 31, 2017, ROIC did not sell any shares under the Sales Agreements. Since the Original Sales Agreements were entered into through March 31, 2017, ROIC has sold a total of 2,746,821 shares under the Sales Agreements, which resulted in gross proceeds of approximately $55.5 million and commissions of approximately $733,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2017, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the three months ended March 31, 2017, ROIC awarded 419,394 shares of restricted common stock under the 2009 Plan, of which 149,475 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2020.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2017, and changes during the three months ended March 31, 2017 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	660,458	$16.10
Granted	419,394	$19.94
Vested	(296,386)	$15.61
Forfeited	(999)	$18.02
Non-vested at March 31, 2017	782,467	$18.34

For the three months ended March 31, 2017 and 2016, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.2 million and $1.1 million, respectively.

8. Capital of the Operating Partnership

As of March 31, 2017, the Operating Partnership had 121,412,251 OP Units outstanding. ROIC owned an approximate 90.3% partnership interest in the Operating Partnership at March 31, 2017, or 109,726,196 OP Units. The remaining 11,686,055 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2017, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the three months ended March 31, 2017, ROIC received notices of redemption for a total of 150,503 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 150,503 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2017, not including ROIC, had such units been redeemed at March 31, 2017, was approximately $245.1 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding March 31, 2017, which amounted to $20.97 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2026 at March 31, 2017 was approximately $191.3 million, calculated using significant inputs which are not observable in the market. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at March 31, 2017 was approximately $241.8 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at March 31, 2017 was approximately $258.2 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and were estimated to have a fair value of approximately $35.6 million with an interest rate range of 3.8% to 4.7% and a weighted average interest rate of 4.0% as of March 31, 2017. Mortgage notes payable originated by the Company were estimated to have a fair value of approximately $32.8 million with an interest rate of 4.7% as of March 31, 2017. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of March 31, 2017 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017:
Assets
Derivative financial instruments	$—	$1,056	$—	$1,056

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $1.8 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2017 and December 31, 2016, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2017 Fair Value	December 31, 2016 Fair Value
Interest rate products	Other assets	$1,056	$875

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2017 and 2016, respectively (in thousands).

	Three Months Ended March 31,
	2017	2016
Amount of gain (loss) recognized in OCI on derivative	$161	$(297)
Amount of loss reclassified from accumulated OCI into interest	$555	$593

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

The following table represents the Company’s future minimum annual lease payments under operating leases as of March 31, 2017 (in thousands):

Operating Leases
Remaining 2017	$931
2018	1,273
2019	1,278
2020	1,286
2021	1,282
Thereafter	36,651
Total minimum lease payments	$42,701

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

In connection with the acquisition of Wilsonville Town Center in December 2014, Iron Horse Plaza, Bellevue Marketplace and Warner Plaza in December 2015, Magnolia Shopping Center and Casitas Plaza Shopping Center in March 2016, and Santa Rosa Southside Shopping Center in March 2017 (more fully discussed in Footnote 2), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 10 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended March 31, 2017 and 2016, the Company incurred approximately $13,000 and $10,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12. Subsequent Events

On April 5, 2017, the Company acquired the property known as Division Center, located in Portland, Oregon, for a purchase price of approximately $33.0 million. Division Center is approximately 122,000 square feet and is anchored by Grocery Outlet Supermarket, Rite Aid Pharmacy and Crunch Fitness. The property was acquired with borrowings under the credit facility.

On April 25, 2017, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1875 per share and per OP Unit, payable on June 29, 2017 to holders of record on June 15, 2017.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2017, ROIC owned an approximate 90.3% partnership interest and other limited partners owned the remaining approximate 9.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2017, the Company’s portfolio consisted of 85 properties (84 retail and one office) totaling approximately 9.7 million square feet of gross leasable area (“GLA”). As of March 31, 2017, the Company’s portfolio was approximately 97.2% leased. During the three months ended March 31, 2017, the Company leased or renewed a total of 193,000 square feet in its portfolio. The Company has committed approximately $1.4 million, or $22.24 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the three months ended March 31, 2017. The Company has committed approximately $166,000, or $2.60 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2017. The Company has committed approximately $145,000, or $1.12 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the three months ended March 31, 2017. Leasing commission commitments for renewed leases were not material for the three months ended March 31, 2017.

Subsequent Events

On April 5, 2017, the Company acquired the property known as Division Center, located in Portland, Oregon, for a purchase price of approximately $33.0 million. Division Center is approximately 122,000 square feet and is anchored by Grocery Outlet Supermarket, Rite Aid Pharmacy and Crunch Fitness. The property was acquired with borrowings under the credit facility.

On April 25, 2017, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1875 per share and per OP Unit, payable on June 29, 2017 to holders of record on June 15, 2017.

Results of Operations

At March 31, 2017, the Company had 85 properties (84 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of March 31, 2017. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Operating income per GAAP	$22,926	$18,399
Plus: Depreciation and amortization	23,058	20,933
General and administrative expenses	3,499	3,319
Acquisition transaction costs	—	136
Other expense	49	154
Total portfolio property operating income	$49,532	$42,941

The following comparison for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, makes reference to the effect of the same-center properties. Same-center properties, which totaled 73 of the Company’s 85 properties as of March 31, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2017 related to the 73 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended March 31, 2017
	Same-Center	Non Same-Center	Total
Operating income per GAAP	$22,216	$710	$22,926
Plus: Depreciation and amortization	19,296	3,762	23,058
General and administrative expenses (1)	—	3,499	3,499
Acquisition transaction costs	—	—	—
Other expense (1)	—	49	49
Property operating income	$41,512	$8,020	$49,532
______________________

(1)
For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2016 related to the 73 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended March 31, 2016
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$21,631	$(3,232)	$18,399
Plus: Depreciation and amortization	20,778	155	20,933
General and administrative expenses (1)	—	3,319	3,319
Acquisition transaction costs	142	(6)	136
Other expenses (1)	—	154	154
Property operating income	$42,551	$390	$42,941
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended March 31, 2017, the Company generated property operating income of approximately $49.5 million compared to property operating income of $42.9 million generated during the three months ended March 31, 2016. Property operating income increased by approximately $6.6 million during the three months ended March 31, 2017 primarily as a result of an increase in the number of properties owned by the Company in 2017 compared to 2016 as well as a $2.7 million increase due to the accelerated recognition of a below-market lease intangible liability resulting from a lease termination in the three months ended March 31, 2017.  As of March 31, 2017, the Company owned 85 consolidated properties as compared to 75 properties at March 31, 2016. The newly acquired properties increased property operating income in the three months ended March 31, 2017 by approximately $7.6 million compared to the three months ended March 31, 2016. The property operating income for the 73 same-center properties decreased approximately $1.0 million primarily due to a $1.6 million decrease due to the accelerated recognition of a below-market lease intangible liability resulting from an anchor termination received in the three months ended March 31, 2016, compared to the three months ended March 31, 2017.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2017 of approximately $23.1 million compared to $20.9 million incurred during the three months ended March 31, 2016. Depreciation and amortization expenses were higher in 2017 as a result of an increase in the number of properties owned by the Company in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.5 million during the three months ended March 31, 2017 compared to $3.3 million during the three months ended March 31, 2016.

Acquisition transaction costs

The Company did not expense any property acquisition costs during the three months ended March 31, 2017 compared to $136,000 expensed during the three months ended March 31, 2016. Acquisition transaction costs that were expensed were lower in 2017 due to the adoption of ASU No. 2017-1, effective October 1, 2016, whereby it was concluded that substantially all of the fair value of the assets acquired with each of the Company’s three property acquisitions during the three months ended March 31, 2017 was concentrated in a single identifiable asset and did not meet the definition of a business. Accordingly, the acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2017 of approximately $11.7 million compared to approximately $9.5 million during the three months ended March 31, 2016. The increase of approximately $2.2 million was primarily due to increased borrowings and the incremental increase in cost due to the Senior Notes Due 2026 issued in September 2016.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business to expense all acquisition costs related to the acquisition. Effective October 1, 2016, the Company prospectively adopted ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business” issued by the FASB which redefined the definition of a business, whereby an acquisition in which substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset is accounted for as an asset acquisition. As a result, transaction costs related to the acquisition are capitalized. See Note 1 of the accompanying consolidated financial statements. Accordingly, during the three months ended March 31, 2017, the Company concluded that its acquisitions did not meet the definition of a business and accounted for such acquisitions as asset acquisitions and capitalized all transaction costs related to completed and in-process acquisitions. Acquisition costs that are expensed will reduce our FFO. For the three months ended March 31, 2017 and 2016, the Company expensed zero and approximately $136,000, respectively, relating to real estate acquisitions.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Net income attributable to ROIC	$10,170	$8,027
Plus: Depreciation and amortization	23,058	20,933
Funds from operations – basic	33,228	28,960
Net income attributable to non-controlling interests	1,081	898
Funds from operations – diluted	$34,309	$29,858

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2017 and 2016. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 73 of the Company’s 85 properties for the three months ended March 31, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

	Three Months Ended March 31,
	2017	2016
GAAP operating income	$22,926	$18,399
Depreciation and amortization	23,058	20,933
General and administrative expenses	3,499	3,319
Acquisition transaction costs	—	136
Other expense	49	154
Property revenues and other expenses (1)	(6,854)	(4,934)
Total Company cash NOI	42,678	38,007
Non same-center cash NOI	(4,288)	(379)
Same-center cash NOI	$38,390	$37,628
______________________

(1)
Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended March 31, 2017, the Company generated same-center cash NOI of approximately $38.4 million compared to same-center cash NOI of approximately $37.6 million generated during the three months ended March 31, 2016, representing a 2.0% increase. This increase is primarily due to an increase in base rents and recoveries from tenants.

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

Real Estate Investments

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

The Company recognizes the acquisition of real estate properties, including acquired tangible assets (consisting of land, buildings and improvements) and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business).  Acquired lease intangible assets include above-market leases and acquired in-place leases, and acquired lease intangible liabilities represent below-market leases, in the accompanying consolidated balance sheets.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.  In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2017.

REIT Qualification Requirements

The Company has elected and qualified to be taxed as a REIT under the Code, and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

The Company is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT.  If the Company does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and ROIC may not be permitted to re-elect to qualify as a REIT for four taxable years following the year that it failed to qualify as a REIT.  The Company's results of operations, liquidity and amounts distributable to stockholders would be significantly reduced if it failed to qualify as a REIT.

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

During the three months ended March 31, 2017, the Company’s primary sources of cash were distributions from the Operating Partnership. As of March 31, 2017, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

During the year ended December 31, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “ Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. In addition, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC.

During the three months ended March 31, 2017, ROIC did not sell any shares under the Sales Agreements.

For the three months ended March 31, 2017, dividends paid to stockholders totaled approximately $20.7 million.  Additionally, for the three months ended March 31, 2017, the Operating Partnership made distributions of approximately $2.1 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $39.6 million.  For the three months ended March 31, 2016, dividends paid to stockholders totaled approximately $18.1 million.  Additionally, for the three months ended March 31, 2016, the Operating Partnership made distributions of approximately $1.9 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $35.5 million.

Potential future sources of capital include equity issuances and distributions from the Operating Partnership.

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

During the three months ended March 31, 2017, the Operating Partnership’s primary sources of cash were (i) cash flow from operations and (ii) proceeds from bank borrowings under the credit facility. As of March 31, 2017, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-). Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2017.

As of March 31, 2017, $300.0 million and $187.0 million were outstanding under the term loan and credit facility, respectively. The average interest rate on the term loan during the three months ended March 31, 2017 was 1.9%. The average interest rate on the credit facility during the three months ended March 31, 2017 was 1.8%. The Company had no available borrowings under the term loan at March 31, 2017. The Company had $313.0 million available to borrow under the credit facility at March 31, 2017.

Further, the Operating Partnership issued $200.0 million aggregate principal amount of unsecured senior notes in September 2016, $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by the Company.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by (Used in):
Operating Activities	$39,613	$35,513
Investing Activities	$(97,524)	$(9,660)
Financing Activities	$64,216	$(19,710)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $39.6 million in the three months ended March 31, 2017, compared to $35.5 million in the comparable period in 2016. During the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, cash flows from operating activities increased by approximately $4.1 million primarily due to an increase in property operating income of approximately $6.6 million, offset by an increase in interest expense of approximately $2.2 million primarily due to interest incurred related to the Senior Notes Due 2026 issued in September 2016, and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $97.5 million in the three months ended March 31, 2017, compared to $9.7 million in the comparable period in 2016. During the three months ended March 31, 2017, cash flows used in investing activities increased by approximately $87.9 million, primarily due to the increase in cash outflow on investments in real estate of approximately $86.9 million, an increase in deposits on real estate of $2.5 million, slightly offset by a decrease in improvements to properties of approximately $1.5 million.

Financing Activities

Net cash flows provided by financing activities amounted to $64.2 million for the three months ended March 31, 2017, compared to net cash flows used in financing activities of approximately $19.7 million in the comparable period in 2016. During the three months ended March 31, 2017, cash flows provided by financing activities increased by approximately $83.9 million, primarily due to the net increase in proceeds from draws on the credit facility of approximately $55.0 million, and $38.8 million in cash payments for the redemption of OP Units in the three months ended March 31, 2016, for which there were no payments in the three months ended March 31, 2017.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2017 (in thousands):

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$8,599	$19,237	$157	$166	$282	$42,053	$70,494
Mortgage Notes Payable Interest	2,263	2,174	1,655	1,650	1,637	4,886	14,265
Term loan (2)	—	—	300,000	—	—	—	300,000
Credit facility (3)	—	—	187,000	—	—	—	187,000
Senior Notes Due 2026 (4)	3,950	7,900	7,900	7,900	7,900	239,500	275,050
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	280,000	330,000
Senior Notes Due 2023 (4)	12,500	12,500	12,500	12,500	12,500	275,000	337,500
Operating lease obligations	931	1,273	1,278	1,286	1,282	36,651	42,701
Total	$38,243	$53,084	$520,490	$33,502	$33,601	$878,090	$1,557,010
_________________________________

(1)	Does not include unamortized mortgage premium of $866,000 as of March 31, 2017.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the average interest rate on the term loan during the three months ended March 31, 2017 which was 1.9%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during the three months ended March 31, 2017 which was 1.8%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2017 through 2021 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the three months ended March 31, 2017, the Company has committed approximately $1.6 million and $166,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of March 31, 2017, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company does not have any off-balance sheet arrangements.

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

In addition, the Operating Partnership issued $200.0 million aggregate principal amount of unsecured senior notes in September 2016, $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by ROIC.

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

As of March 31, 2017, the Company had $487.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

During the year ended December 31, 2016, the Company entered into two interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2017, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2017 Value	Increase 50 basis points	Increase 100 basis points
$50,000	(387)	54	488	917	1,342
$50,000	(303)	138	571	1,001	1,425

See Note 9 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs’ cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management’s estimates of credit spreads, credit default swap spreads (if available) or IHS Markit ratings in order to derive a curve that considers the term structure of credit.

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

During the three months ended March 31, 2017, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2017, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our risk factors during the three months ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	74,331	$21.13	—	—
February 1, 2017 to February 28, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
Total	74,331	$21.13	—	—
______________________

(1)
Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company’s 2009 Equity Incentive Plan that vested.

Sales of Unregistered Equity Securities
On March 24, 2017, the Operating Partnership issued 168,497 OP Units, with a fair value of approximately $3.6 million, as partial consideration for the acquisition of the property known as Santa Rosa Southside Shopping Center located in Santa Rosa, California within the San Francisco metropolitan area for an adjusted purchase price of approximately $28.9 million. The property was acquired with borrowings under the Company’s credit facility and the issuance of the OP Units. The OP Units were issued to the sellers of the property and are exchangeable for cash, or at the election of the Company, into shares of common stock of the Company on a one-for-one basis, subject to the terms of the Operating Partnership’s partnership agreement. The OP Units were issued in a private placement in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.
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

3.4
Second Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013. (2)

3.5	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP, dated March 24, 2017. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Employment Agreement, dated as of March 21, 2017, by and between the Company and Stuart A. Tanz. (3)

10.2	Employment Agreement, dated as of March 21, 2017, by and between the Company and Richard K. Schoebel. (3)

10.3	Employment Agreement, dated as of March 21, 2017, by and between the Company and Michael B. Haines. (3)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________________
*    Filed herewith
(1)    Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)    Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(3)    Incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 27, 2017	Date: April 27, 2017

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 27, 2017	Date: April 27, 2017